Form 10-K
period 2013-12-31
Ford Credit Auto Lease Trust 2012-B
filed 2014-03-28
CIK 1558844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number of issuing entity:  333-173928-06

Commission File Number of depositor:  333-173928

Ford Credit Auto Lease Trust 2012-B

(Exact name of issuing entity as specified in its charter)

Ford Credit Auto Lease Two LLC

(Exact name of depositor as specified in its charter)

Ford Motor Credit Company LLC

(Exact name of sponsor as specified in its charter)

Delaware	45-6972230
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

Large accelerated filer ☐ Smaller reporting company ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2012-B (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2013 and for the period from January 1, 2013 through December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.

BNYM Report on Assessment and Attestation Report for BNYM

Each of the BNYM Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criteria 1122(d)(3)(i)(A) and 1122(d)(3)(ii) as described in the related report.

BNYM has confirmed to the Trust that no material instances of noncompliance with servicing criteria 1122(d)(3)(i)(A) described in BNYM’s Report on Assessment related to any asset-backed securities issued by the Trust.  BNYM informed the Trust that it cannot provide any assurances that had an analysis been done of each and every transaction included in BNYM’s platform (as defined in BNYM’s Report on Assessment), that additional material instances of noncompliance with this servicing criteria would not have been discovered.  BNYM does not perform any servicing functions under this servicing criteria for Ford Credit’s Platform (as defined in Ford Credit’s Report on Assessment) and, therefore, BNYM does not include any asset-backed securities in Ford Credit’s platform in its statistical sampling procedures for this criteria.  Ford Credit performs all servicing functions under this servicing criteria with respect to Ford Credit’s platform.

BNYM has confirmed to the Trust that the material instance of noncompliance with servicing criteria 1122(d)(3)(ii) described in BNYM’s Report on Assessment did not relate to the asset-backed securities issued by the Trust but did relate to another transaction in Ford Credit’s platform (as defined in Ford Credit’s Report on Assessment).  BNYM informed the Trust that there were no additional material instances of noncompliance with this servicing criteria on any other transaction in Ford Credit’s platform.

Ford Credit Report on Assessment and Attestation Report for Ford Credit

Neither the Ford Credit Report on Assessment nor the Attestation Report for Ford Credit has identified any material instances of noncompliance with the servicing criteria described in the Ford Credit Report on Assessment as being applicable to Ford Credit.

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

4.2

Amended and Restated Trust Agreement, dated as of September 1, 2012 between FCAL Two and U.S. Bank Trust National Association, (“US Bank”) as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on October 4, 2012, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among CAB East LLC, CAB West LLC and FCALM, LLC, (collectively, the “Titling Companies”), US Bank, HTD Leasing LLC, (“HTD”) and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

4.4

2012-B Exchange Note Supplement, dated as of September 1, 2012, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on October 4, 2012, which is incorporated herein by reference).

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

10.3

Amended and Restated Servicing Agreement dated as of December 1, 2006 among CAB East Holdings, LLC, CAB West Holdings, LLC, FCALM Holdings, LLC (collectively, the “Holding Companies”), Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of September 1, 2012, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, the Holding Companies and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on October 4, 2012, which is incorporated herein by reference.

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

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and US Bank (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement dated as of November 1, 2004 among Ford Credit, the Titling Companies, Ford Credit Titling Trust, the Holding Companies, FCTT Holdings, LLC, US Bank, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A., (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

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

Dated: March 28, 2014

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

4.2

Amended and Restated Trust Agreement, dated as of September 1, 2012, between FCAL Two and US Bank, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission October 4, 2012, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

4.4

2012-B Exchange Note Supplement, dated as of September 1, 2012, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on October 4, 2012, which is incorporated herein by reference).

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

10.3

Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, the Holding Companies and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of September 1, 2012, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, the Holding Companies and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on October 4, 2012, which is incorporated herein by reference.

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

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and US Bank (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement dated as of November 1, 2004 among Ford Credit, the Titling Companies, Ford Credit Titling Trust, the Holding Companies, FCTT Holdings, LLC, US Bank, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A., (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

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